Form 10-Q
period 1996-09-30
PARK BROADCASTING INC
filed 1996-11-14
CIK 1015710

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1996
                               -------------------
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _____________________ to _____________________

Commission file number:      333-06437
                        ------------------
                            PARK BROADCASTING, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   63-0700598
     -------------------------------                ---------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     1700 Vine Center Office Tower
     333 West Vine Street
     Lexington, Kentucky                                        40507
     -----------------------------------------              ------------
     (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code: (606) 252-7275
                                                        ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes           No     X
                                               --------      --------


     On November 14, 1996, the registrant had outstanding 25,974.37 shares of Common Stock, no par value.

                           PARK BROADCASTING, INC.

                                     INDEX
                          ___________________________


PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 1996
        (Unaudited) and December 31, 1995. . . . . . . . . . . . . . .        2

        Condensed Consolidated Statements of Income and Retained Earnings for the three months and nine months ended September 30, 1996, the three months ended September 30, 1995, the period from January 1, 1995 to May 10, 1995 and the period from May 11, 1995 to September 30, 1995
        (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .    3 - 4

        Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996, the period from January 1, 1995 to May 10, 1995 and the period from May 11, 1995 to September 30, 1995 (Unaudited)
         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

        Notes to Condensed Consolidated Unaudited Financial Statements    6 - 7

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . .   8 - 11


PART II.  OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders. . .        12

   Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .        12

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .   12 - 14


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

                    PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

                     PARK BROADCASTING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                              (Dollars in Thousands)

                                                                  New Park
                                                      -----------------------------
                                                       September 30    December 31
                                                           1996           1995
                                                        -----------  -----------
Assets:                                                 (Unaudited)
Current Assets:
 Cash and cash equivalents.............................   $ 36,644     $  1,305
 Accounts receivable, less allowance for doubtful
  accounts of $433 in 1996 and $544 in 1995............     12,158       18,844
 Film contracts........................................      2,198        2,717
 Other.................................................      1,803        1,190
                                                         ----------   ----------
   Total current assets................................     52,803       24,056
                                                         ----------   ----------
Property, plant & equipment:
 Property, plant and equipment.........................     47,019       62,314
 Less accumulated depreciation and amortization........     (7,973)      (4,358)
                                                         ----------   ----------
                                                            39,046       57,956
Intangible assets, net.................................    338,469      465,672
Film contracts.........................................      2,887        2,787
Other assets...........................................     13,366          419
                                                         ----------   ----------
                                                          $446,571     $550,890
                                                         ==========   ==========
Liabilities and Stockholder's Equity
Current Liabilities:
 Current maturities of long-term debt..................   $    339     $    339
 Current maturities of film contracts..................      2,929        2,619
 Accounts payable......................................      2,007        1,129
 Consulting/non-compete contracts......................         12           62
 Interest..............................................     10,852       18,750
 Income taxes..........................................     17,012          377
 Accrued liabilities...................................      2,144        1,959
                                                         ----------   ----------
   Total current liabilities...........................     35,295       25,235
Long-term debt.........................................    235,607      413,299
Long-term film contracts...............................      3,255        2,481
Deferred income........................................      7,960        4,549
Consulting/non-compete contracts.......................         15           74
Deferred income taxes..................................     88,704      124,605
                                                         ----------   ----------
  Total liabilities....................................    370,836      570,243

Commitments

Stockholder's Equity:
 Common Stock-no par value:
  Authorized 25,974 shares issued and outstanding
   25,974 shares in 1996 and 1995......................      2,598        2,598
 Paid in capital.......................................     56,828       (2,598)
 Intercompany receivables from Parent..................        ---       (5,412)
 Retained earnings (deficit)...........................     16,309      (13,941)
                                                         ----------   ----------
Total stockholder's equity (deficit)...................     75,735      (19,353)
                                                         ----------   ----------
                                                          $446,571     $550,890

                                                          ========== ============

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                    PARK BROADCASTING, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Income and Retained Earnings
          (Dollars and Shares in Thousands Except Earnings Per Share)

                                                       New Park
                                                  ---------------------
                                                  Nine Months Ended               Period
                                                  ---------------------- ---------------------
                                                              Pro forma   New Park   Old Park
                                                              ---------- ---------- ----------
                                                    Sept. 30    Sept. 30   5/11/95-   1/01/95-
                                                      1996        1995     9/30/95    5/10/95
                                                  ----------- ---------- ---------- ----------
                                                      (Unaudited)         (Unaudited)
Revenue:
 Broadcasting revenue...........................    $ 57,377   $ 56,072   $ 29,336   $ 26,736
  Less: agency and national representative
  Commissions...................................       8,408      8,333      4,332      4,001
                                                    ---------  ---------  ---------  ---------
  Net revenue...................................      48,969     47,739     25,004     22,735

Operating expenses:
 Cost of sales (exclusive of depreciation and
  amortization).................................      17,688     15,156      7,868      7,288
 Selling, general and administrative............      13,414     10,701      5,955      4,746
 Depreciation...................................       4,535      4,171      2,163      1,655
 Amortization...................................       5,425      5,782      2,998        245
 Amortization of excess of cost over net
  assets acquired...............................       1,993      2,135      1,107         68
                                                    ---------  ---------  ---------  ---------
                                                      43,055     37,945     20,091     14,002
                                                    ---------  ---------  ---------  ---------
    Operating income............................       5,914      9,794      4,913      8,733
Interest expense................................     (25,734)   (30,642)   (16,652)       (34)
Interest income.................................         613        245          8        ---
Other income.(expense)..........................         (79)      (256)      (149)    (1,117)
                                                    ---------  ---------  ---------  ---------
    (Loss) income from continuing operations
     before income taxes........................     (19,286)   (20,859)   (11,880)     7,581
Provision (benefit) for income taxes............      (6,561)    (7,405)    (4,257)     3,176
                                                    ---------  ---------  ---------  ---------
    (Loss) income from continuing operations....     (12,725)  $(13,454)    (7,623)     4,405
(Loss) income from discontinued operations,                    =========
 net of income taxes (benefit) of $(4,661)
 in 1996 and $(3,056) in 1995...................      (6,379)               (2,507)       125
Gain on sale of discontinued operations,
 net of income taxes of $48,459.................      49,354                   ---        ---
                                                    ---------             ---------  ---------
Net income (loss)...............................      30,250               (10,130)     4,530
Retained earnings (deficit),
 beginning of period............................     (13,941)                  ---    140,630
                                                    ---------             ---------  ---------
Retained earnings(deficit), end of period.......    $ 16,309              $(10,130)  $145,160
                                                    =========             =========  =========
Earnings (loss) per share:
 Continuing operations..........................   $ (481.91)  $(517.98)
 Discontinued operations........................    1,654.54        ---
                                                   ----------  ---------
 Net loss.......................................   $1,164.63   $(517.98)
                                                   ==========  =========
Average shares..................................      25,974     25,974

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                     PARK BROADCASTING, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Income and Retained Earnings
           (Dollars and Shares in Thousands Except Earnings Per Share)

                                                      New Park
                                               ------------------------
                                                  Three Months Ended
                                               ------------------------
                                               Sept. 30      Sept. 30
                                                 1996          1995
                                               ----------   -----------
                                                     (Unaudited)
Revenue:
 Broadcasting revenue...........................$ 19,303      $ 18,026
  Less: agency and national representative
  Commissions...................................   2,817         2,625
                                                ----------   -----------
  Net revenue...................................  16,486        15,401

Operating expenses:
 Cost of sales (exclusive of depreciation and
  amortization).................................   6,635         4,870
 Selling, general and administrative............   4,443         4,000
 Depreciation...................................   1,565         1,384
 Amortization...................................   1,848         1,933
 Amortization of excess of cost over net
  assets acquired...............................     679           783
                                                ----------   -----------
                                                  15,170        12,970
                                                ----------   -----------
    Operating income............................   1,316         2,431
Interest expense................................  (7,316)      (10,592)
Interest income.................................     540            11
Other income.(expense)..........................     (62)          (42)
                                                ----------   -----------
    (Loss) income from continuing operations
     before income taxes........................  (5,522)       (8,192)
Provision (benefit) for income taxes............  (1,615)       (2,886)
                                                ----------   -----------
    (Loss) income from continuing operations....  (3,907)       (5,306)
(Loss) income from discontinued operations,
 net of income taxes (benefit) of $(1,114)
 in 1996 and $(1,145) in 1995...................     343        (1,725)
(Loss) on sale of discontinued operations,
 net of income taxes of $2,720..................  (4,319)          ---
                                                ----------   -----------
Net income (loss)...............................  (7,883)       (7,031)
Retained earnings (deficit),
 beginning of period............................  24,192        (3,099)
                                                ----------   -----------
Retained earnings(deficit), end of period.......$ 17,979      $(10,130)
                                                ==========   ===========
Earnings (loss) per share:
 Continuing operations..........................$(150.42)     $(204.28)
 Discontinued operations........................ (153.08)       (66.41)
                                                ----------   -----------
 Net loss.......................................$(303.50)     $(270.69)
                                                ==========   ===========
Average shares..................................  25,974        25,974

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                     PARK BROADCASTING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Thousands)
                                                     Nine Months Ended           Period
                                                          -----------  ----------------------
                                                           New Park     New Park   Old Park
                                                          -----------  ----------  ----------
                                                            Sept. 30     5/11/95-   1/01/95-
                                                               1996      9/30/95    5/10/95
                                                           ----------- ----------- ----------
                                                           (Unaudited) (Unaudited)

Operating Activities:
 Net income ...............................................  $ 30,250   $(10,032)  $  4,530
 Adjustments to reconcile net (loss) income to net cash
 (used in) provided by operating activities:
 Gain on sale of discontinued operations,
  exclusive of income tax..................................   (97,813)                  ---
 Corporate allocation of overhead..........................     1,711                   ---
 Depreciation and amortization.............................    14,102      8,340      3,454
 Amortization of film contract rights and
  consulting/non-compete contracts included in
  operating expenses.......................................     2,846      1,195      2,062
 Payments on film contract liabilities.....................    (2,290)    (1,246)    (2,117)
 Payments on consulting/non-compete contracts..............      (109)       (15)       (31)
 Provision for losses on accounts receivable...............       348        451       (153)
 Provision for deferred income taxes.......................   (35,901)       (66)      (339)
 Loss on sale of property, plant, & equipment..............       211        ---        648
 Amortization of debt issue costs and debt discount........     2,626        ---        ---
 Changes in operating assets and liabilities net
  of effects from the purchase and disposal of companies:
   Accounts receivable.....................................     6,338      1,926     (1,450)
   Other current assets....................................    (1,098)       210        429
   Accounts payable and accrued liabilities................    18,130     14,734      1,589
   Deferred income.........................................     3,411        ---        ---
                                                           ----------- ----------  ---------
   Net cash (used in ) provided by operating activities....   (57,238)    15,497      8,622

Investing Activities:
 Purchases of property, plant and equipment................    (8,385)    (1,659)    (1,566)

 Proceeds from sale of property, plant and equipment.......        19        ---        ---
 Proceeds from sale of discontinued operations,
  net of selling expenses..................................   228,510        ---        ---
 Increase in other long term assets........................    (4,946)       ---        ---
                                                           -----------   ---------  --------
       Net cash (used in) provided by investing
        activities.........................................   215,198     (1,659)    (1,566)

Financing Activities:
 Proceeds from new debt....................................   292,951                   ---
 Debt issue costs..........................................    (9,972)                  ---
 Principal payments on long-term debt......................  (470,828)       (94)      (146)
 Net intercompany transfers from Parent....................    63,127    (11,880)    (9,283)
                                                           -----------  ---------  ---------
       Net cash used in financing activities...............  (124,722)   (11,974)    (9,429)

   Increase (decrease) in cash.............................    35,339      1,864     (2,373)

Cash beginning of period...................................     1,305        ---      2,373
                                                           -----------  ---------  ---------
Cash end of period.........................................    36,644    $ 1,864   $    ---
                                                           ===========  =========  ==========
Non-Cash Financing Activities:
 Capitalization of intercompany receivable from Parent.....   $(57,715)
                                                           ============

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                  PARK BROADCASTING, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying condensed interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 1995.

As discussed in the December 31, 1995 consolidated financial statements, the Company was acquired by Park Acquisitions, Inc. on May 11, 1995 in a transaction accounted for as a purchase. The purchase price and an allocable portion of debt have been "pushed down" to the financial statements of the Company and, as a result, the post-acquisition (New Park) consolidated financial statements are not comparable to the pre-acquisition (Old Park) consolidated financial statements.

2.  Discontinued Operations

As of September 30, 1996, the Company has sold all of its radio stations. The results of the radio division are included in the single line of the income statement labeled "(Loss) income from discontinued operations." The gain on the sale is included in the single line on the income statement labeled "Gain on sale of discontinued operations." The corporate operating expenses allocated to radio are $463,000 for the nine-month period ended September 30, 1996, $183,000 for the period of 1/1/95 - 5/10/95, and $200,000 for the period of 5/11/95 - 9/30/95. The corporate overhead allocated to radio for the quarter ended September 30 was $35,000 in 1996 and $128,000 in 1995. The following is a summary of revenue and income (loss) of the radio broadcasting properties for the nine months and three months ended September 30 (dollars in thousands):

                                         Nine Months Ended  Three Months Ended
                                        -------------------- ------------------
                                           1996       1995      1996      1995
                                        ---------  --------- --------   -------
Revenue................................. $14,023    $23,974  $   713    $11,570
                                        ========= ========== ========= ========
Operating (loss) income.................    (465)   $ 2,391  $   379    $ 1,263
                                        ========= ========== ========= ========

3.  Refinancing

On May 13, 1996, Park Communications, Inc. ("PCI") refinanced its existing debt through the issuance of three separate debt offerings and a short term Senior Credit Facility. PCI issued $80.0 million in principal amount of 13 3/4% Senior Pay-in-Kind Notes due 2004 (the "Offering"). Interest on such notes (the "PCI Notes") will be payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1996. Through May 15, 1999, interest is payable at the option of PCI by the issuance of additional notes in lieu of cash. After May 15, 1999, interest is payable in cash. The PCI Notes were issued with warrants entitling the holder to purchase one share of Common Stock, par value $0.0001 per share, of PCI at an exercise price of $0.01 per share. The warrants will be exercisable at any time on or after the date of the occurrence of the earliest of: (i) immediately prior to the occurrence of a Change of Control, (ii) the 180th day (or such fewer number of days as determined by PCI in its sole discretion) after the consummation of a Public Equity Offering, (iii) the 90th day after the Registration Election Date (which is on or within a date 60 days after May 15, 2001), (iv) the approval by the holders of the capital stock of PCI of any Plan of Liquidation of PCI and (v) the 180th day prior to May 15, 2004. The number of shares of Common Stock of PCI for which, and the price per share at which, a warrant is exercisable are subject to adjustment upon the occurrence of certain events as provided in the warrant Agreement. Upon exercise, the holders of warrants would be entitled in the aggregate to purchase 7% of the Common Stock of PCI on a fully diluted basis. In addition, in the event PCI does not consummate a Public Equity Offering or one or any series of substantially concurrent Strategic Equity Investments on or prior to December 31, 1997, resulting in net proceeds to PCI of $40.0 million, PCI will be obligated to issue warrants (contingent warrants) to the holders of the PCI Notes exercisable for 3% of the Common Stock of PCI on a fully diluted basis as of the date of such issuance. The proceeds of the Offering were allocated to the PCI Notes and warrants based on their relative fair values in the amounts of $77.2 and $2.8 million, respectively. The $2.8 million allocated to the warrants were recorded as additional paid in capital on PCI's financial statements. Concurrently with the Offering, Park Newspapers, Inc. issued $155.0 million in principal amount of 11 7/8% Senior Notes due 2004 ("Newspapers Notes") at an offering price of 100%, and the Company issued $241.0 million in principal amount of 11 3/4% Senior Notes due 2004 ("Broadcasting Notes") at an offering price of 97.49% or $235.0 million. Such discount on the Broadcasting Notes will be amortized over the life of the Broadcasting Notes using the effective yield method. Interest on the Broadcasting Notes and the Newspapers Notes will be payable in cash semi-annually on May 15 and November 15 of each year, commencing November 15, 1996.

Upon a Change of Control Triggering Event, each holder of the Broadcasting Notes will have the right to require the Company to offer to purchase such holder's Broadcasting Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any , to the date of purchase. In addition, the Company will be obligated to offer to purchase the Broadcasting Notes at 100% of their principal amount plus accrued and unpaid interest, if any, to the date of repurchase in the event of certain asset sales.

The Broadcasting Notes were issued under an indenture containing covenants which, among other things, limit or restrict the Company's ability to incur additional indebtedness, pay cash dividends or make other payments affecting restricted subsidiaries, sell assets, incur liens, make capital contributions, change lines of business and enter into transactions with affiliates.

In addition to the above offerings, PCI entered into a short term $58.0 million Senior Credit Facility with a consortium of lenders. Interest was payable at a variable rate and the debt was due on November 13, 1996. Such amount borrowed under the Senior Credit Facility was repaid entirely in May and June of 1996 with the proceeds of the sale of certain Radio Station Assets. Interest expense under the Senior Credit Facility of $2,657,000 has been included in discontinued operations.

4.  Corporate Overhead Allocated

Corporate overhead was allocated to PCI's broadcasting division for September year-to-date as follows: $1,315,000 for the period 1/1/96 - 9/30/96, $312,000 for the period 1/1/95 - 5/10/95, and $617,000 for the period of 5/11/95 -
9/30/95. Corporate overhead was allocated to PCI's broadcasting division for the third quarter as follows: $389,000 for the period 7/1/96 - 9/30/96, and $341,000 for the period 7/1/95 - 9/30/95.

5.  Sale of Company

On July 19, 1996, the stockholders of Park Acquisitions, Inc., the sole stockholder of PCI which is the sole stockholder of the Company, agreed to sell 100% of their stock in a cash merger to Media General, Inc. for total consideration of approximately $710.0 million. Consummation of the merger is subject to certain conditions, including receipt of the consent of the Federal Communications Commission to the transfer of control.

6.  Other Information.

On October 10, 1996, the Company exchanged $236,000,000 in principal amount of its Series B 11 3/4% Senior Notes due 2004 (the "Series B Notes") for a like amount of its 11 3/4% Senior Notes due 2004 (the "Initial Notes"). The exchange was made in connection with the Company's exchange offer (the "Exchange Offer") made pursuant to its Prospectus dated September 6, 1996. The form and terms of the Series B Notes are the same as the form and terms of the Initial Notes (which they replace) except that the Series B Notes bear a "Series B" designation and have been registered under the Securities Act of 1933, as amended, and, therefore, do not bear legends restricting their transfer. $5,000,000 in principal amount of the Initial Notes were not tendered by holders of Initial Notes in the Exchange Offer and, therefore, remain outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview of Operations

     The Company through its subsidiaries owns and operates nine network affiliated television stations: five CBS affiliates, two NBC affiliates and two ABC affiliates. The Company has entered into a definitive purchase agreement to acquire an additional ABC affiliate in Montgomery, Alabama for $6.0 million; $4.9 million of such amount has been paid. As of September 30, 1996, the Company divested all of its 22 radio stations.

     The net revenue of the Company is derived primarily from local and national advertising revenue, and to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programs. The primary operating expenses involved in owning and operating television stations are employee compensation, programming, news gathering, production, promotion and the solicitation of advertising.

     The Company's advertising revenue is generally the highest in the second and fourth quarters of each year. The increase is due to increased advertising in the spring and in the periods leading up to and including the Christmas holiday season. In addition, political advertising increases the Company's revenue during election years and is typically heaviest during the fourth quarters of those years. However, management believes that fluctuations in its political advertising revenue are tempered by the levels of political activity in the areas in which it operates.

Results of Operations
---------------------
Quarter ended September 30, 1996 (unaudited) Compared with Quarter Ended September 30, 1995 (unaudited)

     Revenue. Gross revenue for the quarter ended September 30, 1996 was $19.3 million compared to $18.0 million for the quarter ended September 30, 1995, an increase of $1.3 million, or 7.2%. The revenue increase in the third quarter of 1996 was due to increased political and local advertising revenue, partially offset by a decline in national advertising revenue.

     Operating Expenses. Operating expenses (excluding depreciation and amortization) for the quarter ended September 30, 1996 were $11.1 million compared to $8.9 million for the quarter ended September 30, 1995, an increase of $2.2 million, or 24.7%. This expense increase resulted from a number of factors that were a result of the implementation of the Company's business and operating strategy, including approximately $0.8 million from the cost of upgrading the news staff and operations of WBMG-TV in Birmingham, Alabama and approximately $0.7 million in increased television station promotion and programming costs, resulting from approximately $0.5 million from the markdown of certain syndicated programs at several of the Company's television stations.

     Depreciation and amortization was $4.1 million for the quarter ended September 30, 1996 and for the quarter ended September 30, 1995. As a percentage of gross broadcast revenue, depreciation and amortization was 21.2% for the quarter ended September 30, 1996 compared to 22.8% for the quarter ended September 30, 1995.

     Operating Income.   Operating income for the quarter ended September 30,
1996 was $1.3 million compared to $2.4 million for the quarter ended September 30, 1995, a decrease of $1.1 million, or 45.8%. The decrease was a result of the increase in expenses discussed above more than offsetting the increase in revenue. Operating income includes $0.4 million and $0.3 million of allocated Central Corporate Overhead for the quarters ended September 30, 1996 and September 30, 1995, respectively. Operating income for the quarters ended September 30, 1996 and September 30, 1995 does not include $1.1 million of cash network compensation received pursuant to the Company's affiliation agreements, but not recognized as revenue.

     Interest Expense. Interest expense for the quarter ended September 30, 1996 was $7.3 million compared to $10.6 million for the quarter ended September 30, 1995. The decrease in interest expense was due to the decrease in total debt and interest rates as a result of the recently completed refinancing.

     Income Taxes. Income taxes (benefit) for the quarter ended September 30, 1996 were ($1.6) million compared to ($2.9) million for the quarter ended September 30, 1995, a decrease in the benefit of $1.3 million, or 44.8%. The decrease in the benefit is due to the decrease in the taxable loss which is the result of the decrease in interest expense, partially offset by the decrease in operating income. The effective tax benefit rate for the three month period ended September 30, 1996 was 29%, compared to an effective benefit rate of 35% for the same period in 1995. The change in the effective tax rate is partially due to amortization of nondeductible goodwill being a large component of the loss before income taxes in the three month period ended September 30, 1996 than in the same period in 1995 (see "Income Taxes" below).

     (Loss) Income from Continuing Operations. (Loss) income from continuing operations for the quarter ended September 30, 1996 was ($3.9) million compared to ($5.3) million for the quarter ended September 30, 1995, a decrease in the loss of $1.4 million.

     Discontinued Operations. The discontinued operations consist of the Company's radio station operations. Net (loss) income for the radio station operations for the quarter ended September 30, 1996 was $0.3 million compared to ($1.7) million for the quarter ended September 30, 1995. On December 26, 1995, the Company announced its intention to divest all of its radio station operations on an individual basis. The segment has produced operating profits before interest expense, depreciation and amortization. The results of operations of the radio station operations are included in the single line of the income statement labeled "(loss) income from discontinued operations." In the third quarter of 1996, the Company sold the last four of its radio stations resulting in a loss, net of taxes, of $4.3 million. This amount is included in the single line of the income statement labeled "gain on sale of discontinued operations."

Nine Months ended September 30, 1996 (unaudited) Compared with Nine Months Ended September 30, 1995 (pro forma unaudited)

     Revenue. Gross revenue for the nine months ended September 30, 1996 was $57.4 million compared to $56.1 million for the nine months ended September 30, 1995, an increase of $1.3 million, or 2.3%. The revenue increase for the first nine months was due primarily to increased political and local advertising revenue, partially offset by a decline in national advertising revenue and was dampened by the adverse effect in the first quarter of severe winter weather in many of the markets the Company serves. Major snow and ice storms in January and February caused many advertisers to close their businesses and cancel scheduled advertising.

     Operating Expenses. Operating expenses (excluding depreciation and amortization) for the nine months ended September 30, 1996 were $31.1 million compared to $25.9 million for the nine months ended September 30, 1995, an increase of $5.2 million, or 20.1%. This expense increase resulted from a number of factors that were a result of the implementation of the Company's business and operating strategy, including approximately $1.7 million from the cost of upgrading the news staff and operations of WBMG-TV in Birmingham, Alabama and approximately $1.7 million in increased television station promotion and programming costs, resulting from approximately $0.5 million from the markdown of certain syndicated programs at several of the Company's television stations.

     Depreciation and amortization for the nine months ended September 30, 1996 was $12.0 million compared to $12.1 million for the nine months ended September 30, 1995, a decrease of $0.1 million, or 0.8%. As a percentage of gross broadcast revenue, depreciation and amortization was 20.9% for the nine months ended September 30, 1996 compared to 21.6% for the nine months ended September 30, 1995.

     Operating Income. Operating income for the nine months ended September 30, 1996 was $5.9 million compared to $9.8 million for the nine months ended September 30, 1995, a decrease of $3.9 million, or 39.8%. The decrease was a result of the increase in expenses discussed above more than offsetting the increase in revenue. Operating income includes $1.3 million and $0.9 million of allocated Central Corporate Overhead for the nine months ended September 30, 1996 and September 30, 1995, respectively. Operating income for the nine months ended September 30, 1996 and September 30, 1995 does not include $3.4 million of cash network compensation received pursuant to the Company's affiliation agreements, but not recognized as revenue.

     Interest Expense. Interest expense for the nine months ended September 30, 1996 was $25.7 million compared to $30.6 million for the nine months ended
September 30, 1995.   The decrease was due to the decrease in total debt and
interest rates as a result of the recently completed refinancing.

     Income Taxes. Income taxes (benefit) for the nine months ended September 30, 1996 were ($6.6) million compared to ($7.4) million for the nine months ended September 30, 1995, a decrease in the benefit of $0.8 million, or 10.8%. The decrease in the benefit is due to the decrease in the taxable loss which is the result of the decrease in interest expense, partially offset by the decrease in operating income. The effective tax benefit rate for the nine months ended September 30, 1996 was 34%, compared to an effective tax benefit rate of 36% for the nine months ended September 30, 1995. The change in the effective rate is due to amortization of nondeductible goodwill being a larger component of the loss before income taxes in the nine month period ended September 30, 1996 than in the same period in 1995 (see "Income Taxes" below).

     (Loss) Income from Continuing Operations. (Loss) income from continuing operations for the nine months ended September 30, 1996 was ($12.7) million compared to ($13.5) million for the nine months ended September 30, 1995, a decrease in the loss of $0.8 million.

     Discontinued Operations. The discontinued operations consist of the Company's radio station operations. Net (loss) income for the radio station operations for the nine months ended September 30, 1996 was ($6.4) million compared to ($2.4) million for the nine months ended September 30, 1995. On December 26, 1995, the Company announced its intention to divest all of its radio station operations on an individual basis. The segment has produced operating profits before interest expense, depreciation and amortization. The results of operations of the radio station operations are included in the single line of the income statement labeled "(loss) income from discontinued operations." During the first nine months of 1996, the Company sold all of its 22 radio stations resulting in a gain, net of taxes, of $49.4 million. This amount is included in the single line of the income statement labeled "gain on sale of discontinued operations."

Liquidity and Capital Resources

     The Company derives substantially all of its cash flow from its subsidiaries. The Company's primary sources of liquidity in the future will be dividends from its subsidiaries and tax sharing payments pursuant to a tax sharing agreement among the Company and its subsidiaries. The Company's subsidiaries' principal source of liquidity is net cash provided by operating activities. Net cash provided by operating activities was ($55.1) million for the nine month period ended September 30, 1996 compared to $24.1 million for the nine month period ended June 30, 1995. The variance was primarily due to increased income tax and interest payments made in 1996, compared to 1995, of approximately $36.8 million and $38.5 million, respectively. The increased tax payments resulted from the 1996 sale of the Company's radio stations. The increased interest payments were due to an absence of long-term debt until May 11, 1995, when the Company was acquired by Park Acquisitions, Inc. The Company believes that it will have sufficient liquidity to meet its future capital expenditure and working capital requirements, debt service and other obligations.

     Capital expenditures for the nine months ended September 30, 1996 were $8.4 million compared to $3.2 million for the nine months ended September 30,
1995.   Historically, the Company has financed capital expenditures through internally generated cash flow. The Company expects to finance capital expenditures in the future primarily through cash flow from operations.

     On May 13, 1996, the Company sold 11 % Senior Notes due 2004 in the principal amount of $241.0 million as part of a series of refinancing transactions (including a $58.0 million Senior Credit Facility) with its parent company, Park Communications, Inc., and Park Newspapers, Inc. (a wholly owned subsidiary of Park Communications, Inc.). On June 20, 1996, the $58.0 million Senior Credit Facility was prepaid due to the timely sale of the Company's radio stations.


Income Taxes

     The Company is part of a consolidated group (which includes Park Acquisitions, Inc., Park Communications, Inc. and Park Newspapers, Inc.) which files a consolidated federal income tax return and separate state or local tax returns as required.

                          PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

          By unanimous written consent dated August 22, 1996, the stockholder of the Company re-elected, effective as of May 23, 1996, Gary B. Knapp and Donald R. Tomlin, Jr. as the directors of the Company.

Item 5.   Other Information.

          On October 10, 1996, the Company exchanged $236,000,000 in principal amount of its Series B 11 3/4% Senior Notes due 2004 (the "Series B
Notes") for a like amount of its 11 3/4% Senior Notes due 2004 (the "Initial Notes"). The exchange was made in connection with the Company's exchange offer (the "Exchange Offer") made pursuant to its Prospectus dated September 6, 1996. The form and terms of the Series B Notes are the same as the form and terms of the Initial Notes (which they replace) except that the Series B Notes bear a "Series B" designation and have been registered under the Securities Act of 1933, as amended, and, therefore, do not bear legends restricting their transfer. $5,000,000 in principal amount of the Initial Notes were not tendered by holders of Initial Notes in the Exchange Offer and, therefore, remain outstanding.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.


       Exhibit Number                      Description of Exhibit

      2.1 Asset Purchase Agreement dated as of February 29, 1996 among Montgomery Alabama Channel 32 Operating Limited Partnership, WHOA-TV, Inc. and Park of Montgomery I, Inc. regarding acquisition of WHOA-TV (Incorporated by reference to Exhibit 2.5 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed June 20, 1996)

 3(i)(a) Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i)(a) filed with Park Broadcasting, Inc.'s Form S-4 Registration Statement No. 333-06437, filed June 20, 1996)

 3(i)(b) Certificate of Amendment of Certificate of Incorporation of the Company filed August 23, 1983 (Incorporated by reference to Exhibit 3(i)(b) filed with Park Broadcasting, Inc.'s Form S-4 Registration Statement No. 333-06437, filed June 20, 1996)

3(i)(c) Certificate of Amendment of Certificate of Incorporation of the Company filed November 14, 1983 (Incorporated by reference to Exhibit 3(i)(c) filed with Park Broadcasting, Inc.'s Form S-4 Registration Statement No. 333-06437, filed June 20, 1996)

 3(ii) Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) filed with Park Broadcasting, Inc.'s Form S-4 Registration Statement No. 333-06437, filed June 20, 1996)

 4.1 Indenture dated as of May 13, 1996 between the Company and IBJ Schroder Bank & Trust Company, as Trustee, with the forms of Series A Note and Series B Note attached thereto (Incorporated by reference to Exhibit 10.3 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed June 20, 1996)

 Exhibit
 Number                      Description of Exhibit

     10.1 Registration Rights Agreement dated as of May 13, 1996 among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co (Incorporated by reference to Exhibit 10.1 filed with Park Broadcasting, Inc.'s Form S-4 Registration Statement No. 333-06437, filed on June 20, 1996)

     10.2 Tax Sharing Agreement executed as of May 13, 1996 among Park Acquisitions, Inc., Park Communications, Inc., the Company, Park Newspapers, Inc. and certain of the other subsidiaries of Park Communications, Inc. (Incorporated by reference to Exhibit 10.6 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.3 Management Services Agreement dated as of May 13, 1996 among Park Acquisitions, Inc., Park Communications, Inc., the Company and Park Newspapers, Inc. (Incorporated by reference to Exhibit 10.7 filed with Park
Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.4 Affiliation Agreement dated as of October 1, 1995 between Roy H. Park Broadcasting, Inc. and CBS Television Network, a division of CBS Inc. ("CBS") (Incorporated by reference to Exhibit 10.8 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.5 Affiliation Agreement dated as of October 1, 1995 between Roy H. Park Broadcasting of Tri-Cities, Inc. (as successor by merger with Roy H. Park Broadcasting of Tennessee, Inc.) and CBS (Incorporated by reference to Exhibit
10.9 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.6 Affiliation Agreement dated as of October 1, 1995 between Roy H. Park Broadcasting of the Tri-Cities, Inc. and CBS (Incorporated by reference to Exhibit 10.10 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.7 Affiliation Agreement dated as of October 1, 1995 between Roy H. Park Broadcasting of Roanoke, Inc. (as successor by merger with Roy H. Park Broadcasting of Virginia, Inc.) and CBS (Incorporated by reference to Exhibit
10.11 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.8 Affiliation Agreement dated as of October 1, 1995 between Birmingham Television corporation and CBS (Incorporated by reference to Exhibit 10.12 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.9 Affiliation Agreement dated January 19, 1996 between Park Broadcasting of Louisiana, Inc. and National Broadcasting Company, Inc. ("NBC") (Incorporated by reference to Exhibit 10.13 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.10 Affiliation Agreement dated January 19, 1996 between Roy H. Park of Roanoke, Inc. and NBC (Incorporated by reference to Exhibit 10.14 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.11 Affiliation Agreement dated June 3, 1996 between Roy H. Park Broadcasting of Utica-Rome, Inc. and American Broadcasting Companies, Inc. ("ABC") (Incorporated by reference to Exhibit 10.15 filed with Park Communications, Inc.'s Amendment No. 1 to Form S-4 Registration Statement No.333-06427, filed on August 16, 1996)

     10.12 Affiliation Agreement dated June 3, 1996 between Park Broadcasting of Kentucky, Inc. and ABC (Incorporated by reference to Exhibit
10.16 filed with Park Communications, Inc.'s Amendment No. 1 to Form S-4 Registration Statement No. 333-06427, filed on August 16, 1996)

       Exhibit
       Number                      Description of Exhibit

     10.13 Employment Agreement dated July 20, 1994 between Park Communications, Inc. and Wright M. Thomas (Incorporated by reference to Exhibit
10.17 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.14 Agreement dated May 1, 1986 between Park Communications, Inc. and Wright M. Thomas regarding deferred compensation arrangement (Incorporated by reference to Exhibit 10.18 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.15 Letter Agreement dated February 16, 1979 between Park Communications, Inc. and Wright M. Thomas regarding contingent retirement benefits (Incorporated by reference to Exhibit 10.19 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.16 Park Communications, Inc. Retention Incentive Plan (Incorporated by reference to Exhibit 10.20 filed with Park Communications, Inc's Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.17 Park Communications, Inc. Defined Benefit Plan (Incorporated by reference to Exhibit 10.21 filed with Park Communications, Inc.'s Form, S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.18 Description of Supplemental Retirement Benefit to W. Randall Odil (Incorporated by reference to Exhibit 10.22 filed with Park
Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996, filed on June 20, 1996)

     10.19 Letter dated December 21, 1995 from Park Communications, Inc. to Rick Prusator regarding compensation matters (Incorporated by reference to Exhibit 10.23 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     27.1 Financial Data Schedule for nine months ended September 30, 1995 and 1996


          (b)  Reports on Form 8-K.

               No report on Form 8-K was filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PARK BROADCASTING, INC.



   November 14, 1996                  By:  /s/ Wright M. Thomas
                                      -------------------------------------
                                             Wright M. Thomas
                                      President and Assistant Secretary
                                      (Duly Authorized Officer)




   November 14, 1996                  By:  /s/ Randel N. Stair
                                      --------------------------------------
                                            Randel N. Stair
                                      Treasurer and Secretary
                                      (Principal Financial Officer)